Form 10-K
period 2007-12-31
Bear Stearns ARM Trust 2007-2
filed 2008-03-31
CIK 1391374

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140247-09

      Bear Stearns ARM Trust 2007-2
      (exact name of issuing entity as specified in its charter)

      Structured Asset Mortgage Investments II Inc.
      (exact name of the depositor as specified in its charter)

      Alesco Loan Holdings Trust
      (exact name of the sponsor as specified in its charter)



  New York                                N/A
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
  (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  See Item 15 (Part IV).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

MortgageIT, Inc. ("MIT") is the originator with respect to approximately 8.59% of the mortgage loans. On February 16, 2006, an affiliate of the Depositor commenced litigation against MIT in connection with a dispute as to MIT's obligations to repurchase certain mortgage loans from the affiliate of the Depositor, due to alleged breaches of representations and warranties as well as early payment default repurchase obligations. Substantially all of the mortgage loans involved in the dispute are subprime loans. However, none of the mortgage loans involved in the dispute are or will be included in the mortgage pool.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 2, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Agreement, dated June 11, 2007, to the Underwriting Agreement, dated
   June 29, 2007 between Bear, Stearns & Co., Inc. and Structured Asset Mortgage Investments II Inc. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.1) Amended and Restated Trust Agreement, dated June 29, 2007, among
   Structured Asset Mortgage Investments II Inc., as depositor, Wilmington Trust Company, as owner trustee and Wells Fargo Bank, N.A., as securities administrator (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Indenture, dated June 29, 2007, among Bear Stearns ARM Trust 2007-2, as
   Issuing Entity, Wells Fargo Bank, N.A., as securities administrator and Citibank, N.A., as Indenture Trustee (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.3) Sale and Servicing Agreement, dated June 29, 2007, among Structured
   Asset Mortgage Investments II Inc., as Depositor, Bear Stearns ARM Trust 2007-2, as Issuing Entity, Citibank, N.A., as Indenture Trustee, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator and Alesco Loan Holdings Trust as Mortgage Loan Seller (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.4) Administration Agreement, dated June 29, 2007, among Bear Stearns ARM
   Trust 2007-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator, Wilmington Trust Company, as Owner Trustee, Structured Asset Mortgage Investments II Inc., as Depositor and Alesco Loan Holdings Trust as Sponsor (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.5) Assignment, Assumption and Recognition Agreement, dated June 29, 2007, among Alesco Loan Holdings Trust, Bear Stearns ARM Trust 2007-2, as issuer and Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.6) Sellers Warranties and Servicing Agreement dated June 1 2005 between CitiGroup Global Markets Realty Corp., as purchaser, and Wells Fargo Bank, N. A., the company (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.7) Amended and Restated Master Mortgage Loan Purchase Agreement, dated March 1, 2006, by and between Citigroup Global Markets Realty Corp., (the "purchaser") and Wells Fargo Bank, N.A., (the "Seller") (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.8) First Amendment Amended and Restated Master Mortgage Loan Purchase Agreement is dated October 26, 2006, by and between Citigroup Global Markets Realty Corp. and Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.9) Amended and Restated Flow Servicing Agreement for fixed rate and adjustable rate residential first and second lien mortgage loans, dated and effective as of March 1, 2006, between Citigroup Global Markets Realty Corp., as owner, and Wells Fargo Bank, N.A., as servicer (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.10) First Amendment dated August 1, 2006, by and between Citigroup Global Markets Realty Corp. and Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.11) Assignment, Assumption and Recognition Agreement is made and entered into as of June 29, 2007, among Alesco Loan Holdings Trust, Bear Stearns ARM Trust 2007-2, as issuer, Countrywide Home Loans Servicing LP and Countrywide Home Loans, Inc. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.12) Mortgage Loan Purchase Agreement, dated June 29, 2007, by and between Alesco Loan Holdings Trust (the Mortgage Loan Seller) and Structured Asset Mortgage Investments II Inc. (the purchaser) (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.13) Administration Agreement, dated June 29, 2007, among Bear Stearns ARM Trust 2007-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator, Wilmington Trust Company, as Owner Trustee, Structured Asset Mortgage Investments II Inc., as Depositor and Alesco Loan Holdings Trust as Sponsor (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.14) Amendment to Amended and Restated Trust Agreement, dated September 11, 2007, among Structured Asset Mortgage Investments II Inc., as Depositor, Wilmington Trust Company, as Owner Trustee and Wells Fargo Bank, N.A., as Securities Administrator (As previously filed on Form 8-K filed on September 13, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.15) Supplemental Indenture, dated September 11, 2007, among Bear Stearns ARM Trust 2007-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and Citibank, N.A., as Indenture Trustee (As previously filed on Form 8-K filed on September 13, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Citibank, N.A as Custodian
    33.2 Countrywide Home Loans Servicing LP as Servicer
    33.3 Wells Fargo Bank, N.A. as Servicer
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.5 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Citibank, N.A as Custodian
    34.2 Countrywide Home Loans Servicing LP as Servicer
    34.3 Wells Fargo Bank, N.A. as Servicer
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.5 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 Wells Fargo Bank, N.A. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Bear Stearns ARM Trust 2007-2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ William Augustin IV
   William Augustin IV, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Agreement, dated June 11, 2007, to the Underwriting Agreement, dated June 29, 2007 between Bear, Stearns & Co., Inc. and Structured Asset Mortgage Investments II Inc. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.1) Amended and Restated Trust Agreement, dated June 29, 2007, among Structured Asset Mortgage Investments II Inc., as depositor, Wilmington Trust Company, as owner trustee and Wells Fargo Bank, N.A., as securities administrator (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.2) Indenture, dated June 29, 2007, among Bear Stearns ARM Trust 2007-2, as Issuing Entity, Wells Fargo Bank, N.A., as securities administrator and Citibank, N.A., as Indenture Trustee (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.3) Sale and Servicing Agreement, dated June 29, 2007, among Structured Asset Mortgage Investments II Inc., as Depositor, Bear Stearns ARM Trust 2007-2, as Issuing Entity, Citibank, N.A., as Indenture Trustee, Wells Fargo Bank, N.A., as Master Servicer and Securities Administrator and Alesco Loan Holdings Trust as Mortgage Loan Seller (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.4) Administration Agreement, dated June 29, 2007, among Bear Stearns ARM Trust 2007-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator, Wilmington Trust Company, as Owner Trustee, Structured Asset Mortgage Investments II Inc., as Depositor and Alesco Loan Holdings Trust as Sponsor (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.5) Assignment, Assumption and Recognition Agreement, dated June 29, 2007, among Alesco Loan Holdings Trust, Bear Stearns ARM Trust 2007-2, as issuer and Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.6) Sellers Warranties and Servicing Agreement dated June 1 2005 between CitiGroup Global Markets Realty Corp., as purchaser, and Wells Fargo Bank, N.A., the company (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.7) Amended and Restated Master Mortgage Loan Purchase Agreement, dated March 1, 2006, by and between Citigroup Global Markets Realty Corp., (the "purchaser") and Wells Fargo Bank, N.A., (the "Seller") (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.8) First Amendment Amended and Restated Master Mortgage Loan Purchase Agreement is dated October 26, 2006, by and between Citigroup Global Markets Realty Corp. and Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.9) Amended and Restated Flow Servicing Agreement for fixed rate and adjustable rate residential first and second lien mortgage loans, dated and effective as of March 1, 2006, between Citigroup Global Markets Realty
   Corp., as owner, and Wells Fargo Bank, N.A., as servicer (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.10) First Amendment dated August 1, 2006, by and between Citigroup Global Markets Realty Corp. and Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.11) Assignment, Assumption and Recognition Agreement is made and entered into as of June 29, 2007, among Alesco Loan Holdings Trust, Bear Stearns ARM Trust 2007-2, as issuer, Countrywide Home Loans Servicing LP and Countrywide Home Loans, Inc. (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.12) Mortgage Loan Purchase Agreement, dated June 29, 2007, by and between Alesco Loan Holdings Trust (the Mortgage Loan Seller) and Structured Asset Mortgage Investments II Inc. (the purchaser) (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.13) Administration Agreement, dated June 29, 2007, among Bear Stearns ARM Trust 2007-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator, Wilmington Trust Company, as Owner Trustee, Structured Asset Mortgage Investments II Inc., as Depositor and Alesco Loan Holdings Trust as Sponsor (As previously filed on Form 8-K filed on August 10, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.14) Amendment to Amended and Restated Trust Agreement, dated September 11, 2007, among Structured Asset Mortgage Investments II Inc., as Depositor,
    Wilmington Trust Company, as Owner Trustee and Wells Fargo Bank, N.A., as Securities Administrator (As previously filed on Form 8-K filed on September 13, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.15) Supplemental Indenture, dated September 11, 2007, among Bear Stearns ARM Trust 2007-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and Citibank, N.A., as Indenture Trustee (As previously filed on Form 8-K filed on September 13, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Citibank, N.A as Custodian
    33.2 Countrywide Home Loans Servicing LP as Servicer
    33.3 Wells Fargo Bank, N.A. as Servicer
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.5 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Citibank, N.A as Custodian
    34.2 Countrywide Home Loans Servicing LP as Servicer
    34.3 Wells Fargo Bank, N.A. as Servicer
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.5 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Countrywide Home Loans Servicing LP as Servicer
    35.2 Wells Fargo Bank, N.A. as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
